Form 10-K
period 2004-12-31
PROTECTIVE LIFE SECURED TRUST 2003-1
filed 2005-03-31
CIK 1285169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Item 13.    Certain Relationships and Related Transactions.

        None.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

Exhibit 31.1	Section 302 Certification.
Exhibit 99.1	Annual Statement of Compliance by The Bank of New York.
Exhibit 99.2	Report of Independent Registered Public Accounting Firm.
Exhibit 99.3	Administrative Report of the Trust for May 24, 2004 (incorporated herein by reference to Exhibit 99.1 to Protective Life Secured Trust 2003-1's Current Report on Form 8-K filed June 4, 2004).
Exhibit 99.4	Administrative Report of the Trust for November 24, 2004 (incorporated herein by reference to Exhibit 99 to Protective Life Secured Trust 2003-1's Current Report on Form 8-K filed November 30, 2004).

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

2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protective Life Secured Trust 2003-1 (by Protective Life Insurance Company as depositor)

Date: March 31, 2005	By:	/s/ JUDY WILSON Name: Judy Wilson Title: Senior Vice President

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities
Pursuant to Section 12 of the Act

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsquent to the filing of this Form 10-K.

3

EXHIBIT INDEX

Exhibit	Description
Exhibit 31.1	Section 302 Certification.
Exhibit 99.1	Annual Statement of Compliance by The Bank of New York.
Exhibit 99.2	Report of Independent Registered Public Accounting Firm.
Exhibit 99.3	Administrative Report of the Trust for May 24, 2004 (incorporated herein by reference to Exhibit 99.1 to Protective Life Secured Trust 2003-1's Current Report on Form 8-K filed June 4, 2004).
Exhibit 99.4	Administrative Report of the Trust for November 24, 2004 (incorporated herein by reference to Exhibit 99 to Protective Life Secured Trust 2003-1's Current Report on Form 8-K filed November 30, 2004).