Form 10-K
period 2006-12-31
PROTECTIVE LIFE SECURED TRUST 2003-1
filed 2007-03-16
CIK 1285169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number of issuing entity: 333-100944-02

Protective Life Secured Trust 2003-1
 (as issuer of the Notes (as defined in this report))
(Exact name of issuing entity as specificed in its charter)

Protective Life Insurance Company
(Exact name of depositor as specificed in its charter)

Protective Life Insurance Company
(Exact name of sponsor as specificed in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-6550702 (I.R.S. Employer Identification No.)
Protective Life Secured Trust 2003-1 c/o Protective Life Insurance Company 2801 Highway 280 South Birmingham, Alabama 35223 (Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (205) 268-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
3.70% Secured Medium-Term Notes due 2008 of Protective Life Secured Trust 2003-1	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exhcange Act.    Yes ☐     No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

INFORMATION PROVIDED PURSUANT TO GENERAL INSTRUCTION J(2) TO FORM 10-K

Information required under Item 1112(b) "Significant Obligor Financial Information" and Item 1119 of Regulation AB "Affiliations and Certain Relationships and Related Transactions".

Protective Life Insurance Company ("PLIC"), the depositor under the program, is the sole obligor under the funding agreement (the "Funding Agreement") securing the notes (the "Notes") issued by the Trust identified on the cover of this Form 10-K and, as such, the originator of the Funding Agreement.  For information relating to PLIC, please see PLIC's (Commission file number 001-31901) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC").  You can read and copy these reports and other information at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549.  You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, NE, Washington, D.C. 20549.  You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov , which contains reports and other information that PLIC has filed electronically with the SEC.

Information required under Item 1114(b)(2) "Credit Enhancement and Other Support, Except for Certain Derivatives Instruments" and Item 1115(b) of Regulation AB "Significant Enhancement Provider Financial Information".

None.

Information required under Item 1117 of Regulation AB "Legal Proceedings".

None.

Information required under Item 1122 of Regulation AB "Compliance With Applicable Servicing Criteria" and Item 1123 of Regulation AB "Servicer Compliance Statement".

See Exhibits 33.1, 33.2, 34.1, 34.2 and 35.1 to this Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

Exhibit 1.1	Standard Selling Agent Agreement Terms, dated November 7, 2003 (incorporated by reference to Exhibit 1.1 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 1.2	Selling Agent Agreement relating to the Notes (incorporated by reference to Section F to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 3.1	Certificate of Trust of the Trust (incorporated by reference to Exhbiit 3.1 to Protective Life Secured Trust 2003-1's From 10-D filed on November 27, 2006.)
Exhibit 3.2	Statutory Trust Agreement Terms, dated November 7, 2003 (incorporated by reference to Exhibit 4.7 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 3.3	Statutory Trust Agreement relating to the Trust (incorporated by reference to Section A-1 to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.1	Standard Indenture Terms, dated November 7, 2003 (incorporated by reference to Exhibit 4.1 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 4.2	Indenture relating to the Notes (incorporated by reference to Section E to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.3	Note issued by the Trust (incorporated by reference to Exhibit 4.3 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.4	Funding Agreement issued by PLIC to the Trust (incorporated by reference to Exhibit 4.4 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.5	Standard Administrative Services Terms, dated November 7, 2003 (incorporated by reference to Exhibit 4.12 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 4.6	Administrative Services Agreement relating to the Trust (incorporated by reference to Section B to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.7	Omnibus Instrument relating to the Notes (incorporated by reference to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	PLIC report on assessment of compliance with servicing criteria.
Exhibit 33.2	The Bank of New York report on assessment of compliance with servicing criteria.
Exhibit 34.1	Attestation Report on PLIC assessment of compliance with servicing criteria.
Exhibit 34.2	Attestation Report on The Bank of New York assessment of compliance with servicing criteria.
Exhibit 35.1	Servicer compliance statement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protective Life Secured Trust 2003-1 (by Protective Life Insurance Company as depositor)

Date: March 16, 2007	By:	/s/ JUDY WILSON Name: Judy Wilson Title: Senior Vice President

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities
Pursuant to Section 12 of the Act

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsquent to the filing of this Form 10-K.

EXHIBIT INDEX

Exhibit	Description
Exhibit 1.1	Standard Selling Agent Agreement Terms, dated November 7, 2003 (incorporated by reference to Exhibit 1.1 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 1.2	Selling Agent Agreement relating to the Notes (incorporated by reference to Section F to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 3.1	Certificate of Trust of the Trust (incorporated by reference to Exhbiit 3.1 to Protective Life Secured Trust 2003-1's From 10-D filed on November 27, 2006.)
Exhibit 3.2	Statutory Trust Agreement Terms, dated November 7, 2003 (incorporated by reference to Exhibit 4.7 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 3.3	Statutory Trust Agreement relating to the Trust (incorporated by reference to Section A-1 to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.1	Standard Indenture Terms, dated November 7, 2003 (incorporated by reference to Exhibit 4.1 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 4.2	Indenture relating to the Notes (incorporated by reference to Section E to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.3	Note issued by the Trust (incorporated by reference to Exhibit 4.3 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.4	Funding Agreement issued by PLIC to the Trust (incorporated by reference to Exhibit 4.4 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.5	Standard Administrative Services Terms, dated November 7, 2003 (incorporated by reference to Exhibit 4.12 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 4.6	Administrative Services Agreement relating to the Trust (incorporated by reference to Section B to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.7	Omnibus Instrument relating to the Notes (incorporated by reference to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	PLIC report on assessment of compliance with servicing criteria.
Exhibit 33.2	The Bank of New York report on assessment of compliance with servicing criteria.
Exhibit 34.1	Attestation Report on PLIC assessment of compliance with servicing criteria.
Exhibit 34.2	Attestation Report on The Bank of New York assessment of compliance with servicing criteria.
Exhibit 35.1	Servicer compliance statement.