Form 10-K
period 2007-12-31
PROTECTIVE LIFE SECURED TRUST 2003-1
filed 2008-03-18
CIK 1285169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

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

See Exhibits 33.1, 33.2, 34.1, 34.2 and 35.1 to this Form 10-K. In Exhibits 33.2 and 34.2 hereto, The Bank of New York has identified a material instance of non-compliance with servicing criteria contained in Item 1122(d)(2)(i) of Regulation AB. The Bank of New York has advised PLIC that such instance of non-compliance is unrelated to PLIC, the Funding Agreement or the Notes, and that The Bank of New York's performance of its servicing functions in respect of each of the foregoing was, and is, unaffected by such material instance of non-compliance.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

Exhibit 1.1	Standard Distribution Agreement Terms, dated November 7, 2003 (incorporated by reference to Exhibit 1.3 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 1.2	Distribution Agreement relating to the Notes (incorporated by reference to Section G to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 3.1	Certificate of Trust of the Trust (incorporated by reference to Exhbiit 3.1 to Protective Life Secured Trust 2003-1's From 10-D filed on November 27, 2006.)
Exhibit 3.2	Statutory Trust Agreement Terms, dated November 7, 2003 (incorporated by reference to Exhibit 4.7 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 3.3	Statutory Trust Agreement relating to the Trust (incorporated by reference to Section A-1 to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.1	Standard Indenture Terms, dated November 7, 2003 (incorporated by reference to Exhibit 4.1 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 4.2	Indenture relating to the Notes (incorporated by reference to Section E to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.3	Note issued by the Trust (incorporated by reference to Exhibit 4.3 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.4	Funding Agreement issued by PLIC to the Trust (incorporated by reference to Exhibit 4.4 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.5	Standard Administrative Services Terms, dated November 7, 2003 (incorporated by reference to Exhibit 4.12 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 4.6	Administrative Services Agreement relating to the Trust (incorporated by reference to Section B to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.7	Omnibus Instrument relating to the Notes (incorporated by reference to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	PLIC report on assessment of compliance with servicing criteria.
Exhibit 33.2	The Bank of New York report on assessment of compliance with servicing criteria.
Exhibit 34.1	Attestation Report on PLIC assessment of compliance with servicing criteria.
Exhibit 34.2	Attestation Report on The Bank of New York assessment of compliance with servicing criteria.
Exhibit 35.1	Servicer compliance statement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protective Life Secured Trust 2003-1 (by Protective Life Insurance Company as depositor)

Date: March 18, 2008	By:	/s/ JUDY WILSON Name: Judy Wilson Title: Senior Vice President

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities
Pursuant to Section 12 of the Act

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsquent to the filing of this Form 10-K.

EXHIBIT INDEX

Exhibit	Description
Exhibit 1.1	Standard Distribution Agreement Terms, dated November 7, 2003 (incorporated by reference to Exhibit 1.3 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 1.2	Distribution Agreement relating to the Notes (incorporated by reference to Section G to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 3.1	Certificate of Trust of the Trust (incorporated by reference to Exhbiit 3.1 to Protective Life Secured Trust 2003-1's From 10-D filed on November 27, 2006.)
Exhibit 3.2	Statutory Trust Agreement Terms, dated November 7, 2003 (incorporated by reference to Exhibit 4.7 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 3.3	Statutory Trust Agreement relating to the Trust (incorporated by reference to Section A-1 to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.1	Standard Indenture Terms, dated November 7, 2003 (incorporated by reference to Exhibit 4.1 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 4.2	Indenture relating to the Notes (incorporated by reference to Section E to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.3	Note issued by the Trust (incorporated by reference to Exhibit 4.3 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.4	Funding Agreement issued by PLIC to the Trust (incorporated by reference to Exhibit 4.4 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.5	Standard Administrative Services Terms, dated November 7, 2003 (incorporated by reference to Exhibit 4.12 to PLIC's Registration Statement on Form S-3 (Registration No. 333-100944)).
Exhibit 4.6	Administrative Services Agreement relating to the Trust (incorporated by reference to Section B to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 4.7	Omnibus Instrument relating to the Notes (incorporated by reference to Exhibit 4.7 to Protective Life Secured Trust 2003-1's Form 10-D filed on November 27, 2006).
Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	PLIC report on assessment of compliance with servicing criteria.
Exhibit 33.2	The Bank of New York report on assessment of compliance with servicing criteria.
Exhibit 34.1	Attestation Report on PLIC assessment of compliance with servicing criteria.
Exhibit 34.2	Attestation Report on The Bank of New York assessment of compliance with servicing criteria.
Exhibit 35.1	Servicer compliance statement.